Form 10-K
period 2007-12-31
Soundview Home Loan Trust 2007-OPT5
filed 2008-03-28
CIK 1414221

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-140279-14

      Soundview Home Loan Trust 2007-OPT5
      (exact name of issuing entity as specified in its charter)

      Financial Asset Securities Corp. (depositor)
      (exact name of the registrant as specified in its charter)

      Greenwich Capital Financial Products, Inc.
      (exact name of the sponsor as specified in its charter)



  Delaware                                06-1442101
  (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)          Identification No.)



  600 Steamboat Road
   Greenwich, CT                                06830
  (Address of principal executive             (Zip Code)
  offices)


 Registrant's telephone number, including area code: (203) 625-2700



  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.





                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               Omitted.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Omitted.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9A(T).  Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted.


  Item 11.     Executive Compensation.

               Omitted.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS PURSUANT TO GENERAL INSTRUCTION J


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

Bear Stearns Financial Products Inc. provides an interest rate swap agreement, interest rate cap agreement and a basis risk cap agreement for the trust as disclosed in the 424 Prospectus. No additional disclosure is necessary because the aggregate significance percentage for the interest rate swap agreement, interest rate cap agreement and the basis risk cap agreement are less than 10%.



Item 1117 of Regulation AB, Legal Proceedings.

    * Perrie Bonner v. H&R Block Mortgage Corporation; Phillips v. H&R Block Mortgage Corporation, Option One Mortgage Corporation; and, H&R Block, Inc. (California); and Wojtzcek v. H&R Block Mortgage Corporation (Wisconsin). On April 29, 2005, H&R Block Mortgage Corporation ("HRBMC") was named as a defendant and served with a class action complaint filed by Perrie Bonner, as plaintiff, in the United States District Court for the Northern District of Indiana, Hammond Division. The complaint alleges that HRBMC accessed the plaintiff's consumer report without his consent or for any lawful reason, in violation of the Fair Credit Reporting Act ("FCRA"). This action is one of several actions filed earlier against other lenders by the same plaintiff and his attorneys on a similar basis in the same court. The Wojtzcek and Phillips actions allege similar violations. HRBMC moved before the Multidistrict Judicial Panel to seek a transfer of the three complaints, which ordered the transfer of the three actions to the Northern District of Indiana, Judge Rudy
J. Lozano, for coordinated pretrial proceedings. On August 10, 2007, the Court granted class certification, certifying three classes: (1) in Bonner, all persons within the Northern District of Indiana to whom HRBMC sent a solicitation between April 29, 2003 and May 19, 2005 and who did not obtain credit in response thereto; (2) in Phillips, all persons in Harris County, Texas to whom HRBMC sent a solicitation during the longest permissible statutory period; and (3) in Wojtczak, all persons with a Wisconsin address to whom HRBMC sent a solicitation since November 20, 2004. HRBMC has been ordered to provide class lists to plaintiffs' counsel by March 7, 2008; plaintiffs' counsel then has 30 days within which to mail class notices (at plaintiffs' counsel's expense) or settle the cases individually.

     * Fees, et al. v. Option One Mortgage Corporation (putative class action filed in August 2001 in the Circuit Court of Cook County, Illinois, on behalf of borrowers allegedly charged an illegal title indemnity and/or reconveyance fee as a condition of releasing their mortgages). The class certification hearing occurred on January 31, 2006, after which the court certified a nationwide class. Option One Mortgage Corporation's appeal of the certification was denied by the appellate court on September 14, 2006. Option One Mortgage Corporation is waiting for plaintiffs' counsel to specify his classes, which it anticipates will be severely limited, if not eliminated by, motions to decertify.

     * Freitag, et al. v. Option One Mortgage Corporation (putative class action filed July 29, 2004 in Madison County, Illinois). The complaint seeks certification of a nationwide class and alleges that Option One Mortgage Corporation engages in the practice of improperly retaining extra per diem interest on residential mortgage loans by charging per diem interest up to and including the date of payoff. Settlement in the amount of $25,000 to the named plaintiff received court approval on January 1, 2005. Plaintiffs' counsel filed an amended complaint naming new class representatives on June 10, 2005. Option One Mortgage Corporation filed a notice of removal to federal court and a motion to compel arbitration. Plaintiffs have filed a motion to remand. Plaintiffs agreed to stay further proceedings pending a decision of the Illinois Supreme Court in the Kinkel case regarding the enforceability of arbitration agreements that contain class action waivers. Kinkel decision issued October 5, 2006; held that class action waivers were not per se unconscionable. Judge Byron held in favor of lender in identical case (Hogle v. Wachovia Mortgage Corp.) on April 21, 2006; case currently on appeal. If upheld on appeal, this case will be dismissed.

     * In December, 2007, Option One Mortgage Corporation was served with a law suit by the National Association for the Advancement of Colored People (NAACP), which lists twelve other defendants, and alleges discrimination and fair housing violations. The current analysis of Option One Mortgage Corporation's legal department is that Option One Mortgage Corporation will be removed as a defendant in this case

     * Schueler, et al v. H&R Block Mortgage Corporation and Option One Mortgage Corporation. On April 9, 2007, HRMBC and Option One Mortgage Corporation were named as defendants and served with a class action complaint filed by Melissa Schueler, et al., as plaintiff, in the United States District Court for the Central District of California, Southern Division. The complaint alleges that Option One Mortgage Corporation's affiliate, HRBMC, failed to pay overtime wages to its loan officers in accordance with the Fair Labor Standards Act and that such alleged failure constitutes an unfair business practice under California's Business and Professions Code. Option One Mortgage Corporation is named as a defendant under the theory that it and HRBMC operate as a single employer. Option One Mortgage Corporation and HRBMC's motion to dismiss was denied. On January 24, 2008, the Court issued an Order granting in part and denying in part plaintiff's Motion for Notice pursuant to 29 U.S.C. 216(b). On February 13, 2008, Notice to Present and Former Employees, Consent to Join and Stipulated Proposed Order was submitted to the Court for approval.

     * H&R Block Mortgage received a Civil Investigative Demand from the Federal Trade Commission on 2/22/2006 regarding voicemail broadcasts. H&R Block Mortgage has been cooperating with the FTC and producing records in response to the CID.

     * On September 4, 2007, Option One Mortgage Corporation was served with a class action lawsuit filed in United States District Court for the Northern District of Illinois, Eastern Division (Shavers v. Option One Mortgage Corporation). Option One Mortgage Corporation is the fourth defendant named in similar suits. The suit alleges discrimination and fair housing violations. Option One Mortgage Corporation filed its motion to dismiss November 13, 2007 based on Bell Atl. Corp. v Twombly 127 Supreme Court 55
(2007). The current analysis of Option One Mortgage Corporation's legal department is that Option One Mortgage Corporation will be dismissed from this case.

     * On November 14, 2007, Option One Mortgage Corporation received a Joint Subpoena/Investigative Demand from the Ohio Attorney General and the Ohio Department of Commerce. The Demand indicates an investigation into the possibility of 1) unfair and deceptive acts and practices in connection with the servicing and foreclosure of loans; 2) non compliance with the Ohio Second Mortgage Loan Act; and 3) violation of the state anti-trust statute as it relates to creation and rating of subprime mortgage investment vehicles. Option One Mortgage Corporation is cooperating with the Attorney General's office producing records in response to the CID.

     * On March 29, 2007 Option One Mortgage Corporation received notice of a Civil Investigative Demand ("CID") issued by the Office of the Attorney
General for the Commonwealth of Massachusetts. The CID states that the Massachusetts Attorney General is seeking certain information as part of a pending investigation "regarding methods, acts or practices allegedly in violation of G.L. C. 93A, section 2(a), in connection with residential mortgage loans." In addition, On August 29, 2007, Option One Mortgage Corporation received a follow-up CID that included requests for new documents as well as expanded information pertaining to documents previously provided. Option One Mortgage Corporation has been cooperating with the Attorney General's Office producing records in response to the CID. On March 4, 2008, Option One
Mortgage Corporation received a letter pursuant to the above named statute that provided notice of an intent to bring suit against Option One Mortgage Corporation if the matter could not be resolved.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

Bear Stearns Financial Products Inc.:

     On March 16, 2008, JPMorgan Chase & Co. ("JPMorgan Chase") announced that it had entered into an Agreement and Plan of Merger, dated March 16, 2008 (the "Agreement and Plan of Merger"), and subsequently amended by Amendment No. 1 to the Agreement and Plan of Merger, dated as of March 24, 2008 (such amendment, together with the Agreement and Plan of Merger, the "Merger Agreement"), with The Bear Stearns Companies Inc., the parent company of Bear Stearns Financial Products Inc. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in Merger Agreement, a wholly-owned subsidiary of JPMorgan Chase will merge with and into The Bear Stearns Companies Inc. with The Bear Stearns Companies Inc. continuing as the surviving corporation and as a wholly-owned subsidiary of JPMorgan Chase. The Merger Agreement has been approved by the Boards of Directors of The Bear Stearns Companies Inc. and JPMorgan Chase and is subject to customary closing conditions, including stockholder approval. The Federal Reserve, the Office of the Comptroller of the Currency and other federal agencies have given all necessary approvals for the merger. The merger is expected to be completed by the end of the second calendar year quarter of 2008, however there can be no assurance that the merger will close as contemplated.

     In connection with the Merger Agreement, JPMorgan Chase issued an Amended and Restated Guaranty Agreement, effective as of March 16, 2008 (the "Guaranty"), guaranteeing the obligations and liabilities of The Bear Stearns Companies Inc. and certain of its affiliates, including Bear Stearns Financial Products Inc.'s obligations under the interest rate swap agreement, interest rate cap agreement, and a basis risk cap agreement. A copy of the Guaranty is filed as Exhibit 99.1 to this Form 10-K. Except with respect to the addition of this Guaranty, the terms and conditions of the interest rate swap agreement, interest rate cap agreement, and a basis risk cap agreement remain unchanged.

     JPMorgan Chase is a financial holding company incorporated under Delaware law, whose principal office is located in New York, New York. JPMorgan Chase services include investment banking, financial services for consumers, small business and commercial banking, financial transaction processing, asset management, and private equity. A component of the Dow Jones Industrial Average, JPMorgan Chase serves millions of consumers in the United States and many of the world's corporate, institutional and government clients under its JPMorgan and Chase brands.




Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

Option One Mortgage Corporation has identified the following noncompliance with servicing criteria 1122(d)(4)(vi) applicable to the platform as of December 31, 2007 and for the Reporting Period. For SEC Regulation AB 1122(d)(4)(vi), loan modifications are required to be completed in accordance with the transaction agreements and related pool asset documents. Management notes instances of conflicting language within three PSAs where the verbiage irst indicates to generally modify loans if in the best interest of the trust, but later qualifies the allowable interest rate reduction. Non-compliance within this Regulation AB criterion is a result of Management's incorrect interpretation of the former guidance taking precedence.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4.1) Pooling and Servicing Agreement, dated as of October 1, 2007, by and among Financial Asset Securities Corp. as Depositor, Option One Mortgage Corporation as Servicer and Wells Fargo Bank, N.A. as Trustee, relating to the Series 2007-OPT5 Certificates, originally filed on Form 8-K on November 14, 2007 and incorporated by reference herein.

  (10.1) Incorporated by reference as Exhibit (4.1).

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 FIS Tax Services as Sub-Contractor for Option One Mortgage Corportation
    33.2 Option One Mortgage Corporation as Servicer
    33.3 Wells Fargo Bank, N.A. as Trustee
    33.4 Wells Fargo Bank, N.A. as Custodian
    33.5 ZC  Real Estate Tax Solutions Limited as Sub-Contractor for Option One Mortgage
    Corportation
    33.6 ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Option One Mortgage
    Corportation



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 FIS Tax Services as Sub-Contractor for Option One Mortgage Corportation
    34.2 Option One Mortgage Corporation as Servicer
    34.3 Wells Fargo Bank, N.A. as Trustee
    34.4 Wells Fargo Bank, N.A. as Custodian
    34.5 ZC  Real Estate Tax Solutions Limited as Sub-Contractor for Option One Mortgage
    Corportation
    34.6 ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Option One Mortgage
    Corportation



   (35) Servicer compliance statement.



    35.1 Option One Mortgage Corporation as Servicer



   (99.1) Amended and Restated Guaranty Agreement effective March 16, 2008 by JPMorgan Chase & Co.

   (b) Exhibits identified in paragraph (a) above.

   (c) Omitted.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Financial Asset Securities Corp.
   (Depositor)


   /s/ John Anderson
   John Anderson, Managing Director
   (Senior officer in charge of securitization of the depositor)


    Date:   March 28, 2008



  Exhibit Index

  Exhibit No.


   (4.1) Pooling and Servicing Agreement, dated as of October 1, 2007, by and among Financial Asset Securities Corp. as Depositor, Option One Mortgage Corporation as Servicer and Wells Fargo Bank, N.A. as Trustee, relating to the Series 2007-OPT5 Certificates, originally filed on Form 8-K on November 14, 2007 and incorporated by reference herein.

   (10.1) Incorporated by reference as Exhibit (4.1).

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 FIS Tax Services as Sub-Contractor for Option One Mortgage Corportation
    33.2 Option One Mortgage Corporation as Servicer
    33.3 Wells Fargo Bank, N.A. as Trustee
    33.4 Wells Fargo Bank, N.A. as Custodian
    33.5 ZC  Real Estate Tax Solutions Limited as Sub-Contractor for Option One Mortgage
    Corportation
    33.6 ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Option One Mortgage
    Corportation


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 FIS Tax Services as Sub-Contractor for Option One Mortgage Corportation
    34.2 Option One Mortgage Corporation as Servicer
    34.3 Wells Fargo Bank, N.A. as Trustee
    34.4 Wells Fargo Bank, N.A. as Custodian
    34.5 ZC  Real Estate Tax Solutions Limited as Sub-Contractor for Option One Mortgage
    Corportation
    34.6 ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Option One Mortgage
    Corportation


   (35) Servicer compliance statement.



    35.1 Option One Mortgage Corporation as Servicer


   (99.1) Amended and Restated Guaranty Agreement effective March 16, 2008 by JPMorgan Chase & Co.